Form 10-Q
period 2014-03-31
ALPINE 1 Inc.
filed 2014-05-08
CIK 1580443

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2014 the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

ALPINE 1 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2014
AND FOR THE PERIOD FROM JUNE 18, 2013
(DATE OF INCEPTION) TO MARCH 31, 2014

ALPINE 1 INC.
(A Development Stage Company)
Balance Sheet

(Unaudited)

	As of MARCH 31, 2014	As of December 31, 2013
ASSETS
Current Assets

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$2,550	$1,333
Due to Related Party	500	500
Total Current Liabilities	3,050	1,833

TOTAL LIABILITIES	3,050	1,833

Stockholders’ Equity (Deficit)
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2014)	1,000	1,000
Deficit accumulated during development stage	(4,050)	(2,833)
Total Stockholders’ Equity (Deficit)	(3,050)	(1,833)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to Financial Statements.

ALPINE 1 INC.
(A Development Stage Company)
Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	June 18, 2013 (inception) through March 31, 2014

Revenues

Revenues	$-	$-

Total Revenues	-	-

General & Administrative Expenses

Organization and related expenses	1,217	4,050

Total General & Administrative Expenses	1,217	4,050

Net Loss	$(1,217)	$(4,050)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

See Notes to Financial Statements.

ALPINE 1 INC.
(A Development Stage Company)
Statement of Cash flows

(Unaudited)

	Three Months Ended March 31, 2014	June 18, 2013 (inception) through March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,217)	$(4,050)
Change in Accounts Payable and Accrued Expenses	1,217	2,550
Changes in working capital	-	1,000

Net cash provided by (used in) operating activities	-	(500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	500
Net cash provided by (used in) financing activities	-	500

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	-	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

See Notes to Financial Statements.

ALPINE 1 INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period from June 18, 2013 (inception) to March 31, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

ALPINE 1 INC. (the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2013, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when,in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2014.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued ASC 260, “Earnings per share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective as of the date of (inception).

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period, the value of which was $1000, in exchange for 10,000,000 shares of common stock. An officer and director of the Company paid $500 for general and administrative expenses.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the financial statements contains the following classes of capital stock as of March 31, 2014:

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; none issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There was no commitment or contingency to disclose during the period ended March 31, 2014.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 7, 2014, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

None.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

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

Because we may seek to complete a business combination through a “Reverse Merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Issuance of Preferred Stock could result in dilution to existing shareholders.

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

Control by management reduces the ability of minority shareholders to affect changes in management, corporate structure, or business strategy.

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

Item 4. Mine Safety Disclosures

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

Dated: May 7, 2014

By: /s/ Richard Chiang Richard Chiang, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

