Form 10-Q
period 2014-06-30
SLM Technologies, Inc.
filed 2014-08-14
CIK 1580443

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54993

SLM Technologies Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3015972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2802 N Howard Ave. Tampa FL	33607
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 492-7508

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2014 the issuer had 10,000,000 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

SLM Technologies, Inc.
Balance Sheet

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$—	$—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,650	$1,333
Due to related party	—	500
Total current liabilities	1,650	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	—	—
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares and 10,000,000
shares issued and outstanding as of June 30, 2014 and
December 31, 2013, respectively)	1,000	1,000
Additional paid-in capital	2,250	—
Deficit	(4,900)	(2,833)
Total stockholders' deficit	(1,650)	(1,833)

Total liabilities and stockholders' deficit	$—	$—

See Notes to Financial Statements.

F-1

SLM Technologies, Inc.
Statements of Operations

(Unaudited)

	Three months ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months ended June 30, 2014

Revenue	$—	$—	$—

Operating expenses:
General and administrative	850	1,000	2,067
Total operating expenses	850	1,000	2,067

Net loss	$(850)	$(1,000)	$(2,067)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	10,000,000	10,000,000	10,000,000

See Notes to Financial Statements.

SLM Technologies, Inc.
Statement of Cash flows

(Unaudited)

	Six months ended June 30, 2014	June 18, 2013 to June 30, 2013

Cash flows from operating activities:
Net loss	$(2,067)	$(1,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	—	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	317	—
Net cash used in operating activities	(1,750)	—

Cash flows from financing activities:
Proceeds from contributed capital	1,750	—
Net cash provided by financing activities	1,750	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities
Due to related party	$500	$—

See Notes to Financial Statements.

SLM Technologies, Inc.
Notes to Financial Statements
Forthe Period EndedJune 30, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

SLM Technologies Inc. (the “Company”) was incorporated under the laws of the State of Delaware on June 18, 2013, and has been inactive since inception through the period covered by this Report. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On May 20, 2014, Richard Chiang, the founder and sole officer and director of the Company entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of the Company’s common stock to Paul F. Mazzapica Sr. for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, Mr.Mazzapica became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock.

On May 20, 2014, immediately prior to the closing of the Share Purchase Agreement transaction, Mr. Chiang, acting as the sole shareholder of the Company, elected and appointed Mr. Mazzapica to the Board of Directors of the Company.  Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as the Company’sPresident, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Mazzapica, acting as a member of the Company’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with Mr. Mazzapica and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Following Mr. Chiang’s resignations, Mr. Mazzapica appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company.

On May 29, 2014, the Board of Director and Mr. Mazzapica, acting as the sole stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 1 Inc. to SLM Technologies, Inc. On that date, the officer of the Registrant filed a Certificate of Amendment (the “Amendment”) with the State of Delaware.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferredincome tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2014.

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

Impact of New Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

NOTE 4. RELATED PARTY TRANSACTIONS

The founding shareholder and former officer and director of the Company performed services for the Company, the value of which was $1,000, in exchange for 10,000,000 shares of common stock. In addition, the founding shareholder of the Company paid $2,250 for general and administrative expenses, which was recorded as additional paid-in capital.

NOTE 5.   SHAREHOLDER’S EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014, and December 31, 2013, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2014, and December 31, 2013, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on June 18, 2013, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $2,250 to the Company for the period ended June 30, 2014, which was recorded as additional paid-in capital.

NOTE 6. COMMITMENT AND CONTINGENCY

There was no commitment or contingency to disclose during the period ended June 30, 2014.

NOTE 7.  SUBSEQUENT EVENTS

On July 22, 2014, the Company entered into three agreements relating to the development of the business of the Company.

Letter of Intent

First, the Company executed a letter of intent agreement (the “Agreement”) with Innovative Software Technologies, Inc. (“INNO”), a Delaware corporation.  Pursuant to the Agreement, the Company intends to acquire all of the issued and outstanding capital stock (the “Shares”) or all of the operating assets and intellectual property rights (the “Assets”) of INtech Ventures, Inc., a Florida corporation and wholly owned subsidiary of INNO (“INtech”).  The intended acquisition of the Assets or the Shares (“Acquisition”) will be subject to the terms and conditions described in the Agreement and the terms contained in a written definitive purchase agreement (the “Definitive Purchase Agreement”) and related agreements.  Pursuant to the Agreement, the parties agreed that the anticipated consideration to be paid for the Assets or the Shares will be a combination of the shares of the Company’s restricted common stock, and a convertible promissory note.  The Company anticipates granting piggy-back registration rights to INNO for the shares of the Company’s common stock issued to INNO.

INNO will work to complete an audit (the “Audit”) of INTech within 45 days of the effective date of the Agreement.  After the completion of the Audit, the parties will work together to conclude an appropriate due diligence review for the Acquisition, and the parties agreed to negotiate in good faith the terms and conditions of the Definitive Purchase Agreement based on the results of the Audit and a mutually acceptable fair valuation of the Shares and Assets of INtech.

License Agreement

In addition, on July 22, 2014, the Company entered into an exclusive license agreement with INtech (the “License Agreement”).Pursuant to the License Agreement, INtech granted to the Company and its affiliates, subject to the terms and conditions of the License Agreement, an exclusive transferrable worldwide perpetual license of INtech’sOptinsmart dashboard currently including email, text messaging, social media marketing, reputation management, back office systems to include CRM, billing and white label account management, including all Releases, Enhancements, Versions (all as defined in the License Agreement), and patches thereto (collectively, the “Licensed Technology”).  The Company has the right to make, use, import, lease, and sell the software code and programs comprising the Licensed Technology for the term of the Agreement, which runs from the effective date through that date which is the later of the execution of the Definitive Purchase Agreement (discussed above) and one year from the execution of the License Agreement.

Pursuant to the License Agreement, the Company agreed to pay to INtech certain royalty payments based on the Company’s net sales of the software code and programs comprising the Licensed Technology (less accessories or other components or products used in combination with the licensed products), for the period commencing on the effective date and ending on upon the earlier to occur of the termination or expiration of the License Agreement or the acquisition of the licensed products by the Company from INtech in a negotiated transaction.

Revolving Line of Credit Agreement

The Company also entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with INtech.  Pursuant to the Credit Agreement, the Company agreed to lend to INtech up to $200,000 (the “Commitment Amount”) as a revolving line of credit.  In other words, INtech may re-borrow any amounts repaid up to the Commitment Amount, assuming compliance with the terms and conditions of the Credit Agreement.  The amounts loaned bear interest at a rate of 5%.  The Company is committed to lend funds to INtech during the period (the “Availability Period”) starting on the date of the Agreement and ending on July 22, 2015.  All funds loaned under the Credit Agreement must be repaid no later than July 22, 2016.  INtech may prepay any amounts borrowed with no penalty.

Management has evaluated subsequent events up to and including August 14, 2014, which is the date the statements were available for issuance and determined there are no other reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SLM Technologies, Inc. (the “Company”) was incorporated on June 18, 2013, and organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Recent Developments

Controlling Shareholder

On May 20, 2014, Richard Chiang, the founder and sole officer and director of the Company entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of the Company’s common stock to Paul F. Mazzapica Sr. for a purchase price of $40,000. Pursuant to the Share Purchase Agreement, Mr.Mazzapica became the sole shareholder of the Company, owning 100% of the issued and outstanding shares of the Company’s common stock.

Changes in Management

On May 20, 2014, immediately prior to the closing of the Share Purchase Agreement transaction, Mr. Chiang, acting as the sole shareholder of the Company, elected and appointed Mr. Mazzapica to the Board of Directors of the Company.  Immediately following the closing of the Share Purchase Agreement transaction, Mr. Chiang tendered his resignation as the Company’sPresident, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Mazzapica, acting as a member of the Company’s Board of Directors, accepted Mr. Chiang’s resignation. The resignations were in connection with the consummation of the Share Purchase Agreement with Mr. Mazzapica and were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Following Mr. Chiang’s resignations, Mr. Mazzapica appointed himself as President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company.

Name Change

On May 29, 2014, the Board of Director and Mr. Mazzapica, acting as the sole stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 1 Inc. to SLM Technologies, Inc. On that date, the officer of the Registrant filed a Certificate of Amendment (the “Amendment”) with the State of Delaware.

Material Agreements

On July 22, 2014, the Company entered into three agreements relating to the development of the business of the Company.

Letter of Intent

First, the Company executed a letter of intent agreement (the “Agreement”) with Innovative Software Technologies, Inc. (“INNO”), a Delaware corporation.  Pursuant to the Agreement, the Company intends to acquire all of the issued and outstanding capital stock (the “Shares”) or all of the operating assets and intellectual property rights (the “Assets”) of INtech Ventures, Inc., a Florida corporation and wholly owned subsidiary of INNO (“INtech”).  The intended acquisition of the Assets or the Shares (“Acquisition”) will be subject to the terms and conditions described in the Agreement and the terms contained in a written definitive purchase agreement (the “Definitive Purchase Agreement”) and related agreements.  Pursuant to the Agreement, the parties agreed that the anticipated consideration to be paid for the Assets or the Shares will be a combination of the shares of the Company’s restricted common stock, and a convertible promissory note.  The Company anticipates granting piggy-back registration rights to INNO for the shares of the Company’s common stock issued to INNO.

INNO will work to complete an audit (the “Audit”) of INTech within 45 days of the effective date of the Agreement.  After the completion of the Audit, the parties will work together to conclude an appropriate due diligence review for the Acquisition, and the parties agreed to negotiate in good faith the terms and conditions of the Definitive Purchase Agreement based on the results of the Audit and a mutually acceptable fair valuation of the Shares and Assets of INtech.

License Agreement

In addition, on July 22, 2014, the Company entered into an exclusive license agreement with INtech (the “License Agreement”).Pursuant to the License Agreement, INtech granted to the Company and its affiliates, subject to the terms and conditions of the License Agreement, an exclusive transferrable worldwide perpetual license of INtech’sOptinsmart dashboard currently including email, text messaging, social media marketing, reputation management, back office systems to include CRM, billing and white label account management, including all Releases, Enhancements, Versions (all as defined in the License Agreement), and patches thereto (collectively, the “Licensed Technology”).  The Company has the right to make, use, import, lease, and sell the software code and programs comprising the Licensed Technology for the term of the Agreement, which runs from the effective date through that date which is the later of the execution of the Definitive Purchase Agreement (discussed above) and one year from the execution of the License Agreement.

Pursuant to the License Agreement, the Company agreed to pay to INtech certain royalty payments based on the Company’s net sales of the software code and programs comprising the Licensed Technology (less accessories or other components or products used in combination with the licensed products), for the period commencing on the effective date and ending on upon the earlier to occur of the termination or expiration of the License Agreement or the acquisition of the licensed products by the Company from INtech in a negotiated transaction.

Revolving Line of Credit Agreement

The Company also entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with INtech.  Pursuant to the Credit Agreement, the Company agreed to lend to INtech up to $200,000 (the “Commitment Amount”) as a revolving line of credit.  In other words, INtech may re-borrow any amounts repaid up to the Commitment Amount, assuming compliance with the terms and conditions of the Credit Agreement.  The amounts loaned bear interest at a rate of 5%.  The Company is committed to lend funds to INtech during the period (the “Availability Period”) starting on the date of the Agreement and ending on July 22, 2015.  All funds loaned under the Credit Agreement must be repaid no later than July 22, 2016.  INtech may prepay any amounts borrowed with no penalty.

As of the date of this Report, the Company had not engaged in any business activities that provide cash flow, although management anticipates that the Agreement likely will result in revenues to the Company in the third or fourth quarter of 2014.

The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid without recompense from additional money contributed by Mr. Mazzapica, our sole officer and director, or another source.

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) investigating, analyzing and consummating an acquisition.

We anticipate that these costs may be in the range of eight to nine thousand dollars, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. We anticipate allocating the entire amount towards the filing of Exchange Act reports.

As noted above, the Company has entered into the LOI with INNO relating to the proposed acquisition by the Company of outstanding Shares or Assets of INNO.

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

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can begiven that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

We have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

Paul F. Mazzapica Sr., our Chief Executive Officer and Director, is the beneficial owner of 10,000,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously reported in a Current Report filed with the U.S. Securities and Exchange Commission, on May 20, 2014, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold 10,000,000 shares of the Company’s common stock to Paul F. Mazzapica Sr. at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Mr. Chiang owned no shares of the Company’s stock, and Mr. Mazzapicawas the sole stockholder of the Company. Following the execution the SPA, and effective as of the same date, Mr. Mazzapica was elected as a President, Chief Executive Officer, Chief Financial Officer, and as Chairman of the Company’s Board of Directors. Immediately following the election of Mr. Mazzapica to the Company’s Board of Directors, Mr. Mazzapica, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and Mr. Mazzapica and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

As noted above, on July 22, 2014, the Company entered into three agreements relating to the development of the business of the Company.

Letter of Intent

First, the Company executed a letter of intent agreement (the “Agreement”) with Innovative Software Technologies, Inc. (“INNO”), a Delaware corporation.  Pursuant to the Agreement, the Company intends to acquire all of the issued and outstanding capital stock (the “Shares”) or all of the operating assets and intellectual property rights (the “Assets”) of INtech Ventures, Inc., a Florida corporation and wholly owned subsidiary of INNO (“INtech”).  The intended acquisition of the Assets or the Shares (“Acquisition”) will be subject to the terms and conditions described in the Agreement and the terms contained in a written definitive purchase agreement (the “Definitive Purchase Agreement”) and related agreements.

License Agreement

In addition, on July 22, 2014, the Company entered into an exclusive license agreement with INtech (the “License Agreement”).Pursuant to the License Agreement, INtech granted to the Company and its affiliates, subject to the terms and conditions of the License Agreement, an exclusive transferrable worldwide perpetual license of INtech’sOptinsmart dashboard currently including email, text messaging, social media marketing, reputation management, back office systems to include CRM, billing and white label account management, including all Releases, Enhancements, Versions (all as defined in the License Agreement), and patches thereto (collectively, the “Licensed Technology”).  Pursuant to the License Agreement, the Company agreed to pay to INtech certain royalty payments based on the Company’s net sales of the software code and programs comprising the Licensed Technology (less accessories or other components or products used in combination with the licensed products), for the period commencing on the effective date and ending on upon the earlier to occur of the termination or expiration of the License Agreement or the acquisition of the licensed products by the Company from INtech in a negotiated transaction.

Revolving Line of Credit Agreement

The Company also entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with INtech.  Pursuant to the Credit Agreement, the Company agreed to lend to INtech up to $200,000 (the “Commitment Amount”) as a revolving line of credit.  In other words, INtech may re-borrow any amounts repaid up to the Commitment Amount, assuming compliance with the terms and conditions of the Credit Agreement.  The amounts loaned bear interest at a rate of 5%.

More information relating to the Letter of Intent, the License Agreement, and the Credit Agreement is included above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation	(i)	10		3.1	07/03/13
3.2	By-Laws	(ii)	10		3.2	07/03/13
3.3	Certificate of Amendment to Certificate of Incorporation, dated May 29, 2014.	(iii)	8-K		3.3	05/29/14
4.1	Specimen Stock Certificate	(iv)	10		4.1	07/03/13
10.1	Share Purchase Agreement dated May 20, 2014		8-K		10.1	05/20/14
10.2	Letter of Intent		8-K		99.1	07/23/14
10.3	Licensing Agreement		8-K		99.2	07/23/14
10.4	Line of Credit Agreement		8-K		99.3	07/23/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLM Technologies Inc.
Dated: August 14 2014
By: /s/ Paul F. Mazzapica Sr. Paul F. Mazzapica Sr., President, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) Secretary and Chairman of the Board of Directors

